Form 10-K/A
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2017-RC1
filed 2020-04-14
CIK 1695924

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 19, 2020 (the “Original Form 10-K”) is to replace the report on assessment of compliance and the accountants’ attestation report of Pentalpha Surveillance LLC filed as exhibits to the Original Form 10-K under Exhibit 33 and Exhibit 34, respectively, with the corresponding exhibits attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

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

33.8        Pentalpha Surveillance LLC, as Operating Advisor

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.8        Pentalpha Surveillance LLC, as Operating Advisor

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: April 14,  2020